Form 10-K
period 2006-12-31
Aames Mortgage Investment Trust 2006-1
filed 2007-04-02
CIK 1360497

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-130961-06

       Aames Mortgage Investment Trust 2006-1
       (exact name of issuing entity as specified in its charter)

       Financial Asset Securities Corp. (depositor)
       (exact name of the registrant as specified in its charter)

       Aames Investment Corporation
       (exact name of the sponsor as specified in its charter)


  Delaware                                          06-1442101
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)



   600 Steamboat Road
   Greenwich, CT                               06830
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (203) 625-2700


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.

  This report omits to disclose the Attestation Report of Aames Funding Corporation and Accredited Home Lenders, Inc. required by Rule 15d-18 of the Securities Exchange Act of 1934, as amended.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

             X


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Not applicable.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

         Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            Omitted.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.


            No entity or group of affiliated entities provides external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction with a significance percentage calculated in excess of 10%.



  Item 1117 of Regulation AB, Legal Proceedings.

            None.


  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


          Reports on assessment of compliance with servicing criteria for asset-backed securities are attached hereto under Item 15.

          This report on Form 10-K omits the Item 1122 attestation report (the "Attestation Report") required by Regulation AB for Aames Funding Corporation and Accredited Home Lenders, Inc. (the successor to Aames) (collectively, "Aames"), servicer under the transfer and servicing agreement.

          Aames has informed the Registrant that it does not expect that the accounting firm that was engaged to provide the Attestation Report will actually provide such Attestation Report and Aames has not been able to engage an alternative accounting firm to provide the Attestation Report on or prior to the Form 10-K filing deadline. Aames is contractually obligated to provide the Registrant with an assessment of compliance covering the period from April 1, 2006 to December 31, 2006 which includes the Attestation Report by one or more registered public accounting firms related to such assessment of compliance. Aames is in breach of those obligations. The Registrant has taken the following measures in an attempt to obtain Aames's Attestation Report meeting the Item 1122 requirements: suggested alternative registered public accounting firms to issue the Attestation Report, attempted to contact Aames' current accounting firm for an explanation as to why the Attestation Report can not be delivered and held numerous conferences with Aames's senior management to discuss the implications of not delivering the Attestation Report and all possible alternatives. Despite these measures, the Registrant has been informed by senior management of Aames that the Attestation Report will not be delivered by Aames on or prior to the 10-K filing deadline.

          Aames is not an affiliate of the Registrant.

          The Registrant cannot obtain a compliant Attestation Report from Aames through any other steps available to it without unreasonable effort or expense. The Registrant is continuing to work with Aames and its senior management to obtain the Attestation Report by no later than the extended filing deadline of April 17, 2007.


          Accredited Home Lenders identified two material instances of noncompliance as of September 30, 2006 and for the Reporting Period ending September 30, 2006 with respect to Section 1122(d)(1)(i) and 1122(d)(1)(ii):

          1. Aames Funding Corp did not have documented policies and procedures regarding the monitoring of securitization related trigger events. Upon further review, it was determined that Aames Funding Corp., as Servicer, did not maintain the minimum net worth required by the Transfer and Servicing Agreement during the period.

          2. Policies and procedures defining the documentation and retention of
          oversight   responsibilities  for  the  outsourced  insurance  related functions had not been established.


          Accredited Home Lenders identified one material instance of noncompliance as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole for Section 1122(d)(1)(i), in that Accredited did not have documented policies and procedures for monitoring events of default noted in the Sale and Servicing Agreements for the Company's securitized transactions.

          The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.



  Item 1123 of Regulation AB, Servicer Compliance Statement.


            Servicer compliance statements are attached hereto under Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Aames Funding Corporation a/k/a Accredited Home Lenders, Inc., as Servicer <F1>
      b) Aames Funding Corporation a/k/a Accredited Home Lenders, Inc., as Servicer <F1>
      c) Deutsche Bank National Trust Company, as Custodian <F1>
      d) Wells Fargo Bank, N.A., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Trust Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Aames Funding Corporation a/k/a Accredited Home Lenders, Inc., as Servicer <F1>
      b) Aames Funding Corporation a/k/a Accredited Home Lenders, Inc., as Servicer <F1>
      c) Deutsche Bank National Trust Company, as Custodian <F1>
      d) Wells Fargo Bank, N.A., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Trust Administrator <F1>


     (35) Servicer compliance statement.


      a) Aames Funding Corporation a/k/a Accredited Home Lenders, Inc., as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Trust Administrator <F1>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Aames Mortgage Investment Trust 2006-1
    (Issuing Entity)

    Financial Asset Securities Corp.
    (Depositor)

    /s/ Robert McGinnis
    Robert McGinnis, President

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.



     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Aames Funding Corporation a/k/a Accredited Home Lenders, Inc., as Servicer
      b) Deutsche Bank National Trust Company, as Custodian
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Trust Administrator


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Aames Funding Corporation a/k/a Accredited Home Lenders, Inc., as Servicer
      b) Deutsche Bank National Trust Company, as Custodian
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Trust Administrator


     (35) Servicer compliance statement.


      a) Aames Funding Corporation a/k/a Accredited Home Lenders, Inc., as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Trust Administrator


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Robert McGinnis, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Aames Mortgage Investment Trust 2006-1 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. Based on my knowledge and compliance statement required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer has fulfilled its obligations under the Pooling and Servicing Agreement in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Aames Funding Corporation a/k/a Accredited Home Lenders, Inc. as
     Servicer.

     Dated:    March 30, 2007

     /s/ Robert McGinnis
     Signature

     President
     Title


EX-33 (a)
Certification Regarding Compliance with Applicable Servicing Criteria

1. Accredited Home Lenders, Inc. ("Accredited") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of
Item 1122 of Regulation AB, as of and for the 9-month period ending September 30, 2006 ("the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which Aames Funding Corp. ("Aames") acted as servicer involving sub-prime first-lien and second-lien residential mortgage loans (the "Platform");

2. Aames has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and Accredited elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto;

3. Except as set forth in paragraph 4 below, Accredited used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to Accredited based on the activities it performs, directly or through its Vendors, with respect to the Platform;

5. Aames has complied, in all material respects, with the applicable servicing criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix B hereto;

6. Accredited has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

7. Accredited has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform taken as a whole.

Accredite Home Lenders, Inc.

/s/ Jeff Crawford
Name: Jeff Crawford
Title: Director of Operations
Date: March , 2007 Aames


Aames Funding Corporation
Appendix A
Certification Regarding compliance with Applicable Servicing Criteria (regarding the Aames 2006-1 asset pool)

Legend
A = Applicable servicing criteria performed directly by Aames
B = Applicable servicing criteria performed by Vendors for which Aames is the responsible party.
C = Applicable servicing criteria performed by Wells Fargo as Master Servicer for which Accredite is NOT the responsible party.
D = Inapplicable servicing criteria.


Reference                      Criteria                            A                B                 C                   D

                 General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted            X                                  X
                 to monitor any performance or other
                 triggers and events of default in
                 accordance with the transaction
                 documents.

1122(d)(1)(ii)   If any material servicing activities              X                                  X
                 are outsourced to third parties, policies
                 and procedures are instituted to monitor
                 the third party's performance and
                 compliance with such servicing
                 activities.


1122(d)(1)(iii)  Any requirements in the transaction                                                                      X
                 agreements to maintain a back-up servicer
                 for the pool assets are maintained.

1122(d)(1)(iv)   A fidelity bond and errors and                    X
                 omissions policy is in effect on the
                 party participating in the servicing
                 function throughout the reporting period
                 in the amount of coverage required by and
                 otherwise in accordance with the terms of
                 the transaction agreements.

                 Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited             X                                  X
                 into the appropriate custodial bank
                 accounts and related bank clearing
                 accounts no more than two business days
                 following receipt, or such other number
                 of days specified in the transaction
                 agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on           X                                  X
                 behalf of an obligor or to investor are
                 made only by authorized personnel.

1122(d)(2)(iii)  Advances of funds or guarantees                   X
                 regarding collections, cash flows or
                 distributions, and any interest or other
                 fees charged for such advances, are made,
                 reviewed, and approved as specified in
                 the transaction agreements.

1122(d)(2)(iv)   The related accounts for the                      X                                  X
                 transaction, such as cash reserve
                 accounts or accounts established as a
                 form of overcollateralization, are
                 separately maintained (e.g., with respect
                 to commingling of cash) as set forth in
                 the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at           X                                  X
                 a federally insured depository
                 institution as set forth in the
                 transaction agreements.

1122(d)(2)(vi)   Unissued checks are safeguarded so as             X
                 to prevent unauthorized access.

Page 1 of 4

(page)

1122(d)(2)(vii)  Reconciliations are prepared on a                 X                                  X
                 monthly basis for all asset-backed
                 securities related bank accounts,
                 including custodial accounts and related
                 bank clearing accounts. These
                 reconciliations are (A) mathematically
                 accurate; (B) prepared within 30
                 calendar days after the bank statement
                 cutoff date, or such other number of days
                 specified in the transaction agreements;
                 (C) reviewed and approved by someone
                 other than the person who prepared the
                 reconciliation; and (D) contain
                 explanations for reconciling items.
                 These reconciling items are resolved
                 within 90 calendar days of their original
                 identification, or such other number of
                 days specified in the transaction
                 agreements.

                 Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those             X^1                                X
                 to be filed with the Commission, are
                 maintained in accordance with the
                 transaction agreements and applicable
                 Commission requirements. Specifically,
                 such reports (A) are prepared in
                 accordance with timeframes and other
                 terms set forth in the transaction
                 agreements; (B) provide information
                 calculated in accordance with the terms
                 specified in the transaction agreements;
                 (C) as filed with the Commission as
                 required by its rules and regulations;
                 and (D) agree with the investors' or
                 trustee's records as to the total unpaid
                 principal balance and number of pool
                 assets serviced by the servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated                                               X
                 and remitted in accordance with
                 timeframes, distribution priority and
                 other terms set forth in the transaction
                 agreements.

1122(d)(3)(iii)  Disbursements made to an investor are                                                X
                 posted within two business days to the
                 Servicer's investor records, or such other
                 number of days specified in the transaction
                 documents.

1122(d)(3)(iv)   Amounts remitted to investors per the             X                                  X
                 investor reports agree with cancelled
                 checks, or other form of payment, or
                 custodial bank statements.

                 Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets             X^2                                X
                 is maintained as required by the
                 transaction agreements or related mortgage
                 loan documents.

1122(d)(4)(ii)   Pool assets and related documents are             X^2                                X
                 safeguarded as required by the
                 transaction agreements.

1122(d)(4)(iii)  Any additions, removals or                        X
                 substitutions to the asset pool are made,
                 reviewed and approved in accordance with
                 any conditions or requirements in the
                 transaction agreements.

1122(d)(4)(iv)   Payments on pool assets, including any            X^3              X^3
                 payoffs, made in accordance with related
                 pool asset documents are posted to the
                 Servicer's obligor records maintained no
                 more than two business days after
                 receipt, or such other number of days
                 specified in the transaction agreements,
                 and allocated to principal, interest and
                 other items (e.g., escrow) in accordance
                 with the related pool asset documents.

1122(d)(4)(v)    The Servicer's records regarding the              X
                 pool assets agree with the S.ervicer's
                 records with respect to an obligor's
                 unpaid principal balance.
Page 2 of 4

(page)


1122(d)(4)(vi)   Changes with respect to the terms or              X
                 status of an obligor's pool asset (e.g.,
                 modifications or re-agings) are
                 made, reviewed and approved by authorized
                 personnel in accordance with the
                 transaction agreements and related pool
                 asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions               X
                 (e.g., forbearance plans, modifications
                 and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as
                 applicable) are initiated, conducted and
                 concluded in accordance with
                 the timeframes or other requirements
                 established by the transaction
                 agreements.

1122(d)(4)(viii) Records documenting collection efforts            X
                 are maintained during the period a pool
                 asset is delinquent in accordance with
                 the transaction agreements. Such records
                 are maintained on at least a monthly
                 basis, or such other period specified in
                 the transaction agreements, and describe
                 the entity's activities in monitoring
                 delinquent pool assets including, for
                 example, phone calls, letters, and
                 payment rescheduling plans in cases where
                 delinquency is deemed temporary (e.g.,
                 illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates            X
                 of return for pool assets with variable
                 rates are computed based on the related
                 pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for             X
                 an obligor (such as escrow accounts): (A)
                 such funds are analyzed, in accordance
                 with the obligor's pool asset documents,
                 on at least an annual basis, or such
                 other period specified in the transaction
                 agreements; (B) interest on such funds is
                 paid, or credited, to obligors in
                 accordance with applicable pool asset
                 documents and state laws; and (C) such
                 funds are returned to the obligor within
                 30 calendar days of full repayment of the
                 related pool asset, or such other number
                 of days specified in the transaction
                 agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor             X
                 (such as tax or insurance payments) are
                 made on or before the related penalty or
                 expiration dates, as indicated on the
                 appropriate bills or notices for such
                 payments, provided that such support has
                 been received by the Servicer at least 30
                 calendar days prior to these dates, or
                 such other number of days specified in
                 the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in                     X
                 connection with any payment to be made on
                 behalf of an obligor are paid from the
                 Servicer's funds and not charged to the
                 obligor, unless the late payment was due
                 to the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an                X
                 obligor are posted within two business
                 days to the obligor's records maintained
                 by the Servicer, or such other number of
                 days specified in the transaction
                 documents.

1122(d)(4)(xiv)  Delinquencies, charge-offs and                    X
                 uncollectible accounts are recognized and
                 recorded in accordance with the
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other                                                    X
                 support, identified in Item
                 1114(a)(1) through (3) or Item 1115 of
                 Regulation AB, is maintained as set
                 forth in the transaction agreements.

Page 3 of 4

(page)




Footnotes:
1= With respect to (B) and (D) only.
2= Once Aames delivers the required collateral documents to the Indenture
   Trustee, it is the Indenture Trustee's responsibility to ensure the documents are adequately safeguarded.
3= Aames relies on a lockbox service to deposit a portion of incoming borrower payments to Aames' payment clearing account.
   However, Aames maintains responsibility for posting all payments to the relevant borrower accounts and updating resulting obligor records.

Page 4 of 4

(page)

APPENDIX B

Accredited Home Lenders identified two material instances of noncompliance as of September 30, 2006 and for the Reporting Period ending September 30, 2006 with respect to Section 1122(d)(1)(i) and 1122(d)(1)(ii):

1. Aames Funding Corp did not have documented policies and procedures regarding the monitoring of securitization related trigger events. Upon further review, it was determined that Aames Funding Corp., as Servicer, did not maintain the minimum net worth required by the Transfer and Servicing Agreement during the period.

2. Policies and procedures defining the documentation and retention of oversight responsibilities for the outsourced insurance related functions had not been established.


(page)

APPENDIX C

Aames Mortgage Investment Trust 2006-1

EX-33 (b)
Certification Regarding Compliance with Applicable Servicing Criteria

1. Accredited Home Lenders, Inc. ("Accredited") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of
Item 1122 of Regulation AB, as of and for the 3-month period ending December
31, 2006 ("the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which Accredited acted as servicer involving sub-prime first-lien and second-lien residential mortgage loans (the "Platform");

2. Accredited has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and Accredited elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto;

3. Except as set forth in paragraph 4 below, Accredited used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to Accredited based on the activities it performs, directly or through its Vendors, with respect to the Platform;

5. Accredited has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix B hereto;

6. Accredited has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31 2006 and for the Reporting Period with respect to the Platform taken as a whole;

7. Accredited has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole.

Accredite Home Lenders, Inc.

/s/ Jeff Crawford
Name: Jeff Crawford
Title: Director of Operations
Date: March , 2007 Aames



Accredited Home Lenders, Inc.
Appendix A
Certification Regarding compliance with Applicable Servicing Criteria (regarding the Aames 2006-1 asset pool)

Legend
A= Applicable servicing criteria performed directly by Accredited. Accredited is the responsible party.
B = Applicable servicing criteria performed by Vendors for which Accredited is the responsible party.
C= Applicable servicing criteria performed by Wells Fargo as Master Servicer for which Aames is NOT the responsible party.
D= Inapplicable servicing criteria.


Reference                      Criteria                            A                B                 C                   D

                 General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted            X                                  X
                 to monitor any performance or other
                 triggers and events of default in
                 accordance with the transaction
                 documents.

1122(d)(1)(ii)   If any material servicing activities              X                                  X
                 are outsourced to third parties, policies
                 and procedures are instituted to monitor
                 the third party's performance and
                 compliance with such servicing
                 activities.


1122(d)(1)(iii)  Any requirements in the transaction                                                                      X
                 agreements to maintain a back-up servicer
                 for the pool assets are maintained.

1122(d)(1)(iv)   A fidelity bond and errors and                    X
                 omissions policy is in effect on the
                 party participating in the servicing
                 function throughout the reporting period
                 in the amount of coverage required by and
                 otherwise in accordance with the terms of
                 the transaction agreements.

                 Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited             X                                  X
                 into the appropriate custodial bank
                 accounts and related bank clearing
                 accounts no more than two business days
                 following receipt, or such other number
                 of days specified in the transaction
                 agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on           X                                  X
                 behalf of an obligor or to investor are
                 made only by authorized personnel.

1122(d)(2)(iii)  Advances of funds or guarantees                   X
                 regarding collections, cash flows or
                 distributions, and any interest or other
                 fees charged for such advances, are made,
                 reviewed, and approved as specified in
                 the transaction agreements.

1122(d)(2)(iv)   The related accounts for the                      X                                  X
                 transaction, such as cash reserve
                 accounts or accounts established as a
                 form of overcollateralization, are
                 separately maintained (e.g., with respect
                 to commingling of cash) as set forth in
                 the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at           X                                  X
                 a federally insured depository
                 institution as set forth in the
                 transaction agreements.

1122(d)(2)(vi)   Unissued checks are safeguarded so as             X
                 to prevent unauthorized access.

Page 1 of 4

(page)

1122(d)(2)(vii)  Reconciliations are prepared on a                 X                                  X
                 monthly basis for all asset-backed
                 securities related bank accounts,
                 including custodial accounts and related
                 bank clearing accounts. These
                 reconciliations are (A) mathematically
                 accurate; (B) prepared within 30
                 calendar days after the bank statement
                 cutoff date, or such other number of days
                 specified in the transaction agreements;
                 (C) reviewed and approved by someone
                 other than the person who prepared the
                 reconciliation; and (D) contain
                 explanations for reconciling items.
                 These reconciling items are resolved
                 within 90 calendar days of their original
                 identification, or such other number of
                 days specified in the transaction
                 agreements.

                 Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those             X^1                                X
                 to be filed with the Commission, are
                 maintained in accordance with the
                 transaction agreements and applicable
                 Commission requirements. Specifically,
                 such reports (A) are prepared in
                 accordance with timeframes and other
                 terms set forth in the transaction
                 agreements; (B) provide information
                 calculated in accordance with the terms
                 specified in the transaction agreements;
                 (C) as filed with the Commission as
                 required by its rules and regulations;
                 and (D) agree with the investors' or
                 trustee's records as to the total unpaid
                 principal balance and number of pool
                 assets serviced by the servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated                                               X
                 and remitted in accordance with
                 timeframes, distribution priority and
                 other terms set forth in the transaction
                 agreements.

1122(d)(3)(iii)  Disbursements made to an investor are                                                X
                 posted within two business days to the
                 Servicer's investor records, or such other
                 number of days specified in the transaction
                 documents.

1122(d)(3)(iv)   Amounts remitted to investors per the             X                                  X
                 investor reports agree with cancelled
                 checks, or other form of payment, or
                 custodial bank statements.

                 Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets             X^2                                X
                 is maintained as required by the
                 transaction agreements or related mortgage
                 loan documents.

1122(d)(4)(ii)   Pool assets and related documents are             X^2                                X
                 safeguarded as required by the
                 transaction agreements.

1122(d)(4)(iii)  Any additions, removals or                        X
                 substitutions to the asset pool are made,
                 reviewed and approved in accordance with
                 any conditions or requirements in the
                 transaction agreements.

1122(d)(4)(iv)   Payments on pool assets, including any            X^3              X^3
                 payoffs, made in accordance with related
                 pool asset documents are posted to the
                 Servicer's obligor records maintained no
                 more than two business days after
                 receipt, or such other number of days
                 specified in the transaction agreements,
                 and allocated to principal, interest and
                 other items (e.g., escrow) in accordance
                 with the related pool asset documents.

1122(d)(4)(v)    The Servicer's records regarding the              X
                 pool assets agree with the S.ervicer's
                 records with respect to an obligor's
                 unpaid principal balance.
Page 2 of 4

(page)


1122(d)(4)(vi)   Changes with respect to the terms or              X
                 status of an obligor's pool asset (e.g.,
                 modifications or re-agings) are
                 made, reviewed and approved by authorized
                 personnel in accordance with the
                 transaction agreements and related pool
                 asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions               X
                 (e.g., forbearance plans, modifications
                 and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as
                 applicable) are initiated, conducted and
                 concluded in accordance with
                 the timeframes or other requirements
                 established by the transaction
                 agreements.

1122(d)(4)(viii) Records documenting collection efforts            X
                 are maintained during the period a pool
                 asset is delinquent in accordance with
                 the transaction agreements. Such records
                 are maintained on at least a monthly
                 basis, or such other period specified in
                 the transaction agreements, and describe
                 the entity's activities in monitoring
                 delinquent pool assets including, for
                 example, phone calls, letters, and
                 payment rescheduling plans in cases where
                 delinquency is deemed temporary (e.g.,
                 illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates            X
                 of return for pool assets with variable
                 rates are computed based on the related
                 pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for             X
                 an obligor (such as escrow accounts): (A)
                 such funds are analyzed, in accordance
                 with the obligor's pool asset documents,
                 on at least an annual basis, or such
                 other period specified in the transaction
                 agreements; (B) interest on such funds is
                 paid, or credited, to obligors in
                 accordance with applicable pool asset
                 documents and state laws; and (C) such
                 funds are returned to the obligor within
                 30 calendar days of full repayment of the
                 related pool asset, or such other number
                 of days specified in the transaction
                 agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor             X
                 (such as tax or insurance payments) are
                 made on or before the related penalty or
                 expiration dates, as indicated on the
                 appropriate bills or notices for such
                 payments, provided that such support has
                 been received by the Servicer at least 30
                 calendar days prior to these dates, or
                 such other number of days specified in
                 the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in                     X
                 connection with any payment to be made on
                 behalf of an obligor are paid from the
                 Servicer's funds and not charged to the
                 obligor, unless the late payment was due
                 to the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an                X
                 obligor are posted within two business
                 days to the obligor's records maintained
                 by the Servicer, or such other number of
                 days specified in the transaction
                 documents.

1122(d)(4)(xiv)  Delinquencies, charge-offs and                    X
                 uncollectible accounts are recognized and
                 recorded in accordance with the
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other                                                    X
                 support, identified in Item
                 1114(a)(1) through (3) or Item 1115 of
                 Regulation AB, is maintained as set
                 forth in the transaction agreements.

Page 3 of 4

(page)




Footnotes:
1= With respect to (B) and (D) only.
2= Once Accredited delivers the required collateral documents to the Indenture
   Trustee, it is the Indenture Trustee's responsibility to ensure the documents are
3= Accredited relies on a lockbox service to deposit a portion of incoming borrower payments to Accredited's payment clearing account.
   However, Accredited maintains responsibility for posting all payments to the relevant borrower accounts and updating resulting obligor records.

Page 4 of 4

(page)

APPENDIX B

  Accredite Home Lenders identified one material instance of noncompliance as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a hwole for Section 1122(d)(1)(i), in that Accredited did not have documented policies and procedures for monitoring events of default noted in the Sale and Servicing Agreements for the Company's securitized transactions.

(page)

APPENDIX C

Aames Mortgage Investment Trust 2006-1


EX-33 (c)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-33 (d)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (e)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-34 (a)



EX-34 (b)



EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-35 (a)
AAMES MORTGAGE INVESTMENT TRUST 2006-1

OFFICER'S CERTIFICATE
(Section 4.04(d) of the Transfer and Servicing Agreement)


Pursuant to Section 4.04(d) of the Transfer and Servicing Agreement dated as of April 1, 2006 (the "Agreement"), by and among AAMES MORTGAGE INVESTMENT TRUST 2006-1, as Issuer (the "Issuer"), FINANCIAL ASSET SECURITIES CORP., as Depositor (in such capacity, the "Depositor"), WELLS FARGO BANK, N.A., as Trust Administrator (in such capacity, the "Trust Administrator") and as Master Servicer (in such capacity, the "Master Servicer"), ACCREDITED HOME LENDERS, INC. (successor by merger to AAMES FUNDING CORPORATION), as Servicer (the "Servicer"), and AHL ACQUISITION, LLC (successor by merger to AAMES INVESTMENT CORPORATION), as Sponsor (the "Sponsor"), James A. Konrath, Chairman of the Board of the Servicer, and Jeffrey W. Crawford, Assistant Secretary of the Servicer, hereby state as follows (initially capitalized terms used herein and not otherwise defined have the same meanings as under the Agreement):

1. They are the duly elected, qualified and acting Chairman of the Board and Assistant Secretary, respectively, of the Servicer.

2 A review of the activities of the Servicer during the preceding calendar year and of its performance under the Agreement has been made under their supervision.

3. To the best of their knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement in all material respects throughout such year.

EXECUTED as of the 15th day of March, 2007.

/s/ James A. Konrath
James A. Konrath
Chairman of the Board

/s/ Jeffrey W. Crawford
Jeffrey W. Crawfor
Assistant Secretary


EX-35 (b)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank. N.A.

March 23, 2007

Financial Asset Securities Corporation

RE: Annual Statement As To Compliance for Aames Mortgage Investment Trust 2006-1

 Per Section 4.04(d) of the Transfer and Servicing Agreement, dated as of 4/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

 (i) a review of the activities of such party during the preceding calendar year and of performance under this Agreement has been made under such officer's supervision and

 (ii) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.

Certified By:
/s/Scott Strack, Vice President
Scott Strack, Vice President

Certified By:
/s/Gordon Johnson, Assistant Secretary
Gordon Johnson, Assistant Secretary





EX-35 (c)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

Financial Asset Securities Corporation

RE: Annual Statement As To Compliance for Aames Mortgage Investment Trust 2006-1

 Per Section 4.04(d) of the Transfer and Servicing Agreement, dated as of 4/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trust Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

 (i) a review of the activities of such party during the preceding calendar year and of performance under this Agreement or such other applicable agreement in the case of a Servicing Function Participant has been made under such officer's supervision and

 (ii) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement or such other applicable agreement in the case of a Servicing Function Participant in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.

Certified By:
/s/Reid Denny, Vice President
Reid Denny, Vice President


Certified By:
/s/Gordon Johnson, Assistant Secretary
Gordon Johnson, Assistant Secretary