Form 10-K/A
period 2006-12-31
Aames Mortgage Investment Trust 2006-1
filed 2007-04-17
CIK 1360497

The following items were the
                                             subject of a Form 12b-25 and are
                                             included herein: Item 15(a)(34)(a)
                                                              and
                                                              Item 15(a)(34)(b)




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A
                                 Amendment No. 1


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

      On April 2, 2007, the Registrant filed a Form 10-K with the Securities and Exchange Commission that omitted the Attestation Report required by Regulation AB of Aames Funding Corporation and Accredited Home Lenders, Inc. (the successor to Aames)(collectively, "Accredited Home Lenders"), the servicer of the mortgage loans under the pooling and servicing agreement. On April 2, 2007, the Registrant also filed a Form 12b-25, which extended the deadline to file until April 17, 2007. Accredited Home Lenders has provided the Registrant with the Attestation Reports and such reports have been included in this Form 10-K/A.


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

      Our examination disclosed material non-compliance with criterion 1122(d)(1)(i), as applicable to the Company during the three-months ended December 31, 2006. The Company did not have documented policies and procedures for monitoring events of default noted in the Sale and Servicing Agreements for the Company's securitized transactions.

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



    Aames Mortgage Investment Trust 2006-1
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Scott Runkles
    Scott Runkles, Vice President

    Date:   April 17, 2007






  Exhibit Index

  Exhibit No.

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Aames Funding Corporation a/k/a Accredited Home Lenders, Inc., as Servicer
      b) Aames Funding Corporation a/k/a Accredited Home Lenders, Inc., as Servicer
      c) Deutsche Bank National Trust Company, as Custodian
      d) Wells Fargo Bank, N.A., as Master Servicer
      e) Wells Fargo Bank, N.A., as Trust Administrator


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Aames Funding Corporation a/k/a Accredited Home Lenders, Inc., as Servicer
      b) Aames Funding Corporation a/k/a Accredited Home Lenders, Inc., as Servicer
      c) Deutsche Bank National Trust Company, as Custodian
      d) Wells Fargo Bank, N.A., as Master Servicer
      e) Wells Fargo Bank, N.A., as Trust Administrator


     (35) Servicer compliance statement.


      a) Aames Funding Corporation a/k/a Accredited Home Lenders, Inc., as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Trust Administrator






  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Scott Runkles, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on \ Form 10-K of Aames Mortgage Investment Trust 2006-1 (the "Exchange Act periodic reports");

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

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation
     AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Aames Funding Corporation a/k/a Accredited Home Lenders, Inc. as
     Servicer.

     Dated:  April 17, 2007

     /s/ Scott Runkles
     Signature

     Vice President
     Title





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

8. Squar, Milner, Peterson, Miranda & Williamson, LLP, a registered public accounting firm, has issued an attestation report on Accredited's assessment of compliance with the applicable servicing criteria for the Reporting Period.


 Accredited Home Lenders, Inc.
 By: /s/ Jeff Crawford
 Name: Jeff Crawford
 Title: Director of Operations
 Date: April 16, 2007



(page)




Aames Funding Corp
Appendix A
Certification Regarding compliance with Applicable Servicing Criteria


Legend
A = Applicable servicing criteria performed directly by Aames.
B = Applicable servicing criteria performed by Vendors for which Aames is the responsible party.
C = Applicable servicing criteria performed by Wells Fargo as Master Servicer for which Aames is NOT the responsible party.
D = Inapplicable servicing criteria.





Reference                      Criteria                                                        A        B        C        D

                 General Servicing Considerations

1122(d)(1)(i)     Policies and procedures are instituted to monitor any performance or         X                 X
                  other triggers and events of default in accordance with the transaction agreements.

1122(d)(1)(ii)    If any material servicing activities are outsourced to third parties,        X                 X
                  policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.


1122(d)(1)(iii)   Any requirements in the transaction agreements to maintain a back-up                                    X
                  servicer for the pool assets are maintained.

1122(d)(1)(iv)    A fidelity bond and errors and omissions policy is in effect on the          X
                  party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

                 Cash Collection and Administration

1122(d)(2)(i)     Payments on pool assets are deposited into the appropriate custodial         X                 X
                  bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)    Disbursements made via wire transfer on behalf of an obligor or to an        X                 X
                  investor are made only by authorized personnel.

1122(d)(2)(iii)   Advances of funds or guarantees regarding collections, cash flows or         X
                  distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)    The related accounts for the transaction, such as cash reserve accounts      X                 X
                  or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

1122(d)(2)(v)     Each custodial account is maintained at a federally insured depository       X                 X
                  institution as set forth in the transaction agreements.

1122(d)(2)(vi)    Unissued checks are safeguarded so as to prevent unauthorized access.        X

1122(d)(2)(vii)   Reconciliations are prepared on a monthly basis for all asset-backed         X                 X
                  securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are: (A)
                  mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

                 Investor Remittances and Reporting

1122(d)(3)(i)     Reports to investors, including those to be filed with the Commission,       X^1               X
                  are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) as filed with the Commission as required by its rules and regulations; and (D)
                  agree with the investors' or trustee's records as to the total unpaid principal balance and number of pool assets serviced by the Servicer.

1122(d)(3)(ii)    Amounts due investors are allocated and remitted in accordance with                            X
                  timeframes, distribution priority and other terms set forth in the transaction agreements.

1122(d)(3)(iii)   Disbursements made to an investor are posted within two business days to                       X
                  the Servicer's investor records, or such other number of days specified in the transaction agreements.

1122(d)(3)(iv)    Amounts remitted to investors per the investor reports agree with            X                 X
                  cancelled checks, or other form of payment, or custodial bank statements.

                 Pool Asset Administration

1122(d)(4)(i)     Collateral or security on pool assets is maintained as required by the       X^2               X
                  transaction agreements or related mortgage loan documents.

1122(d)(4)(ii)    Pool assets and related documents are safeguarded as required by the         X^2               X
                  transaction agreements.

1122(d)(4)(iii)   Any additions, removals or substitutions to the asset pool are made,         X
                  reviewed and approved in accordance with any conditions or requirements in the transaction agreements.

1122(d)(4)(iv)    Payments on pool assets, including any payoffs, made in accordance with      X^3      X^3
                  the related pool asset documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest, and other items (e.g., escrow) in accordance with the related pool asset documents.

1122(d)(4)(v)     The Servicer's records regarding the pool assets agree with the              X
                  Servicer's records with respect to an obligor's unpaid principal balance.

1122(d)(4)(vi)    Changes with respect to the terms or status of an obligor's pool assets      X
                  (e.g., modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.

1122(d)(4)(vii)   Loss mitigation or recovery actions (e.g., forbearance plans,                X
                  modifications and deeds in lieu of foreclosure, and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

1122(d)(4)(viii)  Records documenting collection efforts are maintained during the period      X
                  a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters, and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

1122(d)(4)(ix)    Adjustments to interest rates or rates of return for pool assets with        X
                  variable rates are computed based on the related pool asset documents.

1122(d)(4)(x)     Regarding any funds held in trust for an obligor (such as escrow             X
                  accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.

1122(d)(4)(xi)    Payments made on behalf of an obligor (such as tax or insurance              X
                  payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)   Any late payment penalties in connection with any payment to be made on      X
                  behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii)  Disbursements made on behalf of an obligor are posted within two             X
                  business days to the obligor's records maintained by the Servicer, or such other number of days specified in the transaction agreements.

1122(d)(4)(xiv)   Delinquencies, charge-offs, and uncollectible accounts are recognized        X
                  and recorded in accordance with the transaction agreements.

1122(d)(4)(xv)    Any external enhancement or other support identified in Item 1114(a)(1)                        X
                  through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.



Footnotes:
1 = With respect to (B) and (D) only.
2 = Once Aames delivers the required collateral documents to the Indenture Trustee, it is the Indenture Trustee's responsibility to ensure the documents are adequately safegarded.
3 = Aames relies on a lockbox service to deposit a portion of incoming borrower payments to Aames's payment clearing account. However, Aames maintains responsibility for posting all payments to the relevant borrower accounts and updating resulting obligor records.



(page)



APPENDIX B

 Accredited Home Lenders identified two material instances of noncompliance as of September 30, 2006 and for the Reporting Period ending September 30, 2006 with respect to Section 1122(d)(1)(i):

1. Aames Funding Corp did not have formal policies and procedures regarding the monitoring of securitization related trigger events. Upon further review, it was determined that Aames Funding Corp., as Servicer, did not maintain the minimum net worth required by the Transfer and Servicing Agreement during the period.

2. Aames Funding Corp. did not have formal policies and procedures regarding the documentation and retention of oversight responsibilities for the outsourced insurance related functions.


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

6. Accredited has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

7. Accredited has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

8. Squar, Milner, Peterson, Miranda & Williamson, LLP, a registered public accounting firm, has issued an attestation report on Accredited's assessment of compliance with the applicable servicing criteria for the Reporting Period.


Accredited Home Lenders, Inc.

By: /s/ Jeff Crawford
Name:  Jeff Crawford
Title: Director of Operations
Date:  April 16, 2007




(page)




Accredited Home Lenders, Inc.
Appendix A
Certification Regarding compliance with Applicable Servicing Criteria (regarding the Aames 2006-1 asset pool)


Legend
A = Applicable servicing criteria performed directly by Accredited.
B = Applicable servicing criteria performed by Vendors for which Accredited is the responsible party.
C = Applicable servicing criteria performed by Wells Fargo as Master Servicer for which Accredited is NOT the responsible party.
D = Inapplicable servicing criteria.





Reference                      Criteria                                                        A        B        C        D

                 General Servicing Considerations

1122(d)(1)(i)     Policies and procedures are instituted to monitor any performance or         X                 X
                  other triggers and events of default in accordance with the transaction agreements.

1122(d)(1)(ii)    If any material servicing activities are outsourced to third parties,        X                 X
                  policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.


1122(d)(1)(iii)   Any requirements in the transaction agreements to maintain a back-up                                    X
                  servicer for the pool assets are maintained.

1122(d)(1)(iv)    A fidelity bond and errors and omissions policy is in effect on the          X
                  party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

                 Cash Collection and Administration

1122(d)(2)(i)     Payments on pool assets are deposited into the appropriate custodial         X                 X
                  bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)    Disbursements made via wire transfer on behalf of an obligor or to an        X                 X
                  investor are made only by authorized personnel.

1122(d)(2)(iii)   Advances of funds or guarantees regarding collections, cash flows or         X
                  distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)    The related accounts for the transaction, such as cash reserve accounts      X                 X
                  or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

1122(d)(2)(v)     Each custodial account is maintained at a federally insured depository       X                 X
                  institution as set forth in the transaction agreements.

1122(d)(2)(vi)    Unissued checks are safeguarded so as to prevent unauthorized access.        X

1122(d)(2)(vii)   Reconciliations are prepared on a monthly basis for all asset-backed         X                 X
                  securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are: (A)
                  mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

                 Investor Remittances and Reporting

1122(d)(3)(i)     Reports to investors, including those to be filed with the Commission,       X^1               X
                  are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) as filed with the Commission as required by its rules and regulations; and (D)
                  agree with the investors' or trustee's records as to the total unpaid principal balance and number of pool assets serviced by the Servicer.

1122(d)(3)(ii)    Amounts due investors are allocated and remitted in accordance with                            X
                  timeframes, distribution priority and other terms set forth in the transaction agreements.

1122(d)(3)(iii)   Disbursements made to an investor are posted within two business days to                       X
                  the Servicer's investor records, or such other number of days specified in the transaction agreements.

1122(d)(3)(iv)    Amounts remitted to investors per the investor reports agree with            X                 X
                  cancelled checks, or other form of payment, or custodial bank statements.

                 Pool Asset Administration

1122(d)(4)(i)     Collateral or security on pool assets is maintained as required by the       X^2               X
                  transaction agreements or related mortgage loan documents.

1122(d)(4)(ii)    Pool assets and related documents are safeguarded as required by the         X^2               X
                  transaction agreements.

1122(d)(4)(iii)   Any additions, removals or substitutions to the asset pool are made,         X
                  reviewed and approved in accordance with any conditions or requirements in the transaction agreements.

1122(d)(4)(iv)    Payments on pool assets, including any payoffs, made in accordance with      X^3      X^3
                  the related pool asset documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest, and other items (e.g., escrow) in accordance with the related pool asset documents.

1122(d)(4)(v)     The Servicer's records regarding the pool assets agree with the              X
                  Servicer's records with respect to an obligor's unpaid principal balance.

1122(d)(4)(vi)    Changes with respect to the terms or status of an obligor's pool assets      X
                  (e.g., modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.

1122(d)(4)(vii)   Loss mitigation or recovery actions (e.g., forbearance plans,                X
                  modifications and deeds in lieu of foreclosure, and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

1122(d)(4)(viii)  Records documenting collection efforts are maintained during the period      X
                  a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters, and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

1122(d)(4)(ix)    Adjustments to interest rates or rates of return for pool assets with        X
                  variable rates are computed based on the related pool asset documents.

1122(d)(4)(x)     Regarding any funds held in trust for an obligor (such as escrow             X
                  accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.

1122(d)(4)(xi)    Payments made on behalf of an obligor (such as tax or insurance              X
                  payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)   Any late payment penalties in connection with any payment to be made on      X
                  behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii)  Disbursements made on behalf of an obligor are posted within two             X
                  business days to the obligor's records maintained by the Servicer, or such other number of days specified in the transaction agreements.

1122(d)(4)(xiv)   Delinquencies, charge-offs, and uncollectible accounts are recognized        X
                  and recorded in accordance with the transaction agreements.

1122(d)(4)(xv)    Any external enhancement or other support identified in Item 1114(a)(1)                        X
                  through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.



Footnotes:
1 = With respect to (B) and (D) only.
2 = Once Accredited delivers the required collateral documents to the Indenture Trustee, it is the Indenture Trustee's responsibility to ensure the documents are adequately safegarded.
3 = Accredited relies on a lockbox service to deposit a portion of incoming borrower payments to Accredited's payment clearing account. However, Accredited maintains responsibility for posting all payments to the relevant borrower accounts and updating resulting obligor records.



(page)



APPENDIX B

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

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-34 (a)
(logo) SQUAR MILNER

Report of Independent Registered Public Accounting Firm



Board of Directors
Accredited Home Lenders Holding Co.

We have examined management's assertion, included in the accompanying Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed
Securities, that Aames Funding Corp. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued asset-backed securities transactions for which the Company served as a servicer, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 for related asset-backed securities involving sub-prime first-lien and second-lien residential mortgage loans that were outstanding during the year ended December 31, 2006, in which the Company served as servicer for the nine-month period from January 1, 2006 through September 30, 2006 (herein referred to as "the Platform"), except for criteria 1122(d)(1)(iii), which management has determined is not applicable to the activities performed by the Company with respect to the Platform. With respect to Items 1122(d)(1)(i), 1122(d)(1)(ii), 1122(d)(2)(i), 1122(d)(2)(ii), 1122(d)(2)(iv), 1122(d)(2)(vii), 1122(d)(3)(i),
1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), 1122(d)(4)(ii)
and 1122(d)(4)(xv), which are the responsibilities of the Master Servicer, Wells Fargo Bank, N.A., and the Company does not take primary responsibility for this criteria. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included selecting a sample of transactions and compliance activities related to the Platform during the examination period (from January 1, 2006 through September 30, 2006), and evaluating whether the Company processed those transactions and performed those activities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Our testing of selected transactions and compliance activities was limited to calculations, reports, and activities performed by the Company



Squar, Milner, Peterson, Miranda & Williamson, LLP
Certified Public Accountants & Financial Advisors, Servicing Clients Since 1951

4100 Newport Place Drive, Third Floor * Newport Beach, CA 92660
Tel: 949-222-2999   Fax: 949-222- 2989

3655 Nobel Drive, Suite 500 * San Diego, CA 92122
Tel: 858-597-4100   Fax: 858-597-4111

Website: www.squarmilner.com


(page)


during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

As described in management's assertion included in the accompanying Appendix A, for servicing criteria 1122(d)(4)(iv) the Company has engaged a vendor to perform activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to the vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designated to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to the vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed two instances of material non-compliance with criterion 1122(d)(1)(i) and 1122(d)(1)(ii), as applicable to the Company for the nine-month period from January 1, 2006 through September 30, 2006. The Company did not have documented policies and procedures for monitoring of securitization related trigger events. In addition, policies and procedures defining the documentation and retention of oversight responsibilities for the outsourced insurance functions had not been established.

In our opinion, except for the events of material non-compliance described above, management's assertion that the Company complied with the aforementioned applicable servicing criteria, including servicing criteria 1122(d)(4)(iv) for which compliance is determined based on Interpretation 17.06 as described above, as of December 31, 2006 and for the period from January 1, 2006 through September 30, 2006 for the Platform is fairly stated, in all material respects.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
April 16, 2007




EX-34 (b)
(logo) SQUAR MILNER

Report of Independent Registered Public Accounting Firm



Board of Directors
Accredited Home Lenders Holding Co.

We have examined management's assertion, included in the accompanying Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, that Accredited Home Lenders, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued asset-backed securities transactions for which the Company served as a servicer, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 for related asset-backed securities involving sub-prime first-lien and second-lien residential mortgage loans that were outstanding during the year ended December 31, 2006, in which the Company served as servicer for the three-month period from October 1, 2006 through December 31, 2006 (herein referred to as "the Platform"), except for criteria 1122(d)(1)(iii), which management has determined is not applicable to the activities performed by the Company with respect to the Platform. With respect to Items 1122(d)(1)(i), 1122(d)(1)(ii), 1122(d)(2)(i), 1122(d)(2)(ii),
1122(d)(2)(iv), 1122(d)(2)(vii), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii),
1122(d)(3)(iv), 1122(d)(4)(i), 1122(d)(4)(ii) and 1122(d)(4)(xv), which are the responsibilities of the Master Servicer, Wells Fargo Bank, N.A., and the Company does not take primary responsibility for this criteria. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included selecting of a sample of transactions and compliance activities related to the Platform during the examination period (from October 1, 2006 through December 31, 2006), and evaluating whether the Company processed those transactions and performed those activities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction

Squar, Milner, Peterson, Miranda & Williamson, LLP
Certified Public Accountants & Financial Advisors. Serving Clients Since 1951

4100 Newport Place Drive, Third Floor  Newport Beach, CA 92660
Tel: 949-222-2999  Fax: 949-222-2989

3655 Nobel Drive, Suite 500  San Diego, CA 92122
Tel: 858-597-411  Fax: 858-597-4111

Website: www.squarmilner.com


(page)


or security constituting the Platform. Our testing of selected transactions and compliance activities was limited to calculations, reports, and activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

As described in management's assertion included in the accompanying Appendix A, for servicing criteria 1122(d)(4)(iv), the Company has engaged a vendor to perform activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to the vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designated to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to the vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material non-compliance with criterion 1122(d)(1)(i), as applicable to the Company during the three-months ended December 31, 2006. The Company did not have documented policies and procedures for monitoring events of default noted in the Sale and Servicing Agreements for the Company's securitized transactions.

In our opinion, except for the material non-compliance described above, management's assertion that the Company complied with the aforementioned applicable servicing criteria, including servicing criteria 1122(d)(4)(iv) for which compliance is determined based on Interpretation 17.06 as described above, as of December 31, 2006 and for the three-month period from October 1, 2006 through December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
April 16, 2007





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

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-35 (a)
AAMES MORTGAGE INVESTMENT TRUST 2006-1

OFFICER'S CERTIFICATE
(Section 4.04(d) of the Transfer and Servicing Agreement)


Pursuant to Section 4.04(d) of the Transfer and Servicing Agreement dated as of April 1, 2006 (the "Agreement"), by and among AAMES MORTGAGE INVESTMENT TRUST 2006-1, as Issuer (the "Issuer"), FINANCIAL ASSET SECURITIES CORP., as Depositor (in such capacity, the "Depositor"), WELLS FARGO BANK, N.A., as Trust Administrator (in such capacity, the "Trust Administrator") and as Master Servicer (in such capacity, the "Master Servicer"), ACCREDITED HOME LENDERS, INC. (successor by merger to AAMES FUNDING CORPORATION), as Servicer (the "Servicer"), and ACCREDITED HOME LENDERS, INC. (successor to AAMES INVESTMENT CORPORATION), as Sponsor (the "Sponsor"), James A. Konrath, Chairman of the Board of the Servicer, and Jeffrey W. Crawford, Assistant Secretary of the Servicer, hereby state as follows (initially capitalized terms used herein and not otherwise defined have the same meanings as under the Agreement):

1. They are the duly elected, qualified and acting Chairman of the Board and Assistant Secretary, respectively, of the Servicer.

2 A review of the activities of the Servicer during the preceding calendar year and of its performance under the Agreement has been made under their supervision.

3. To the best of their knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement in all material respects throughout such year, except that they have noted certain exceptions to the performance of the Servicing Criteria contained in Reg AB Section 1122(d) in their assessment of performance of the Servicing Criteria, which such exceptions are noted in the attached Appendix B.

EXECUTED as of the 16th day of April, 2007.


/s/ James A. Konrath
James A. Konrath
Chairman of the Board


/s/ Jeffrey W. Crawford
Jeffrey W. Crawford
Assistant Secretary




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